Form 10-Q
period 2013-03-31
Starburst II, Inc.
filed 2013-06-17
CIK 1560158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File number 333-186448

STARBURST II, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1170005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11501 Outlook Street 4th Floor, Overland Park, Kansas	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 928-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES OUTSTANDING AT JUNE 14, 2013:

Class B common stock, $0.01 par value	3,106,000

STARBURST II, INC.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

STARBURST II, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	In thousands except for number of shares and par value
ASSETS
Current assets:
Cash and cash equivalents	$2,553	$5,000
Interest receivable	13,606	5,856
Other receivables	3,185	—

Total current assets	19,344	10,856
Investment	2,936,000	2,929,000
Derivative	167,000	175,000

Total assets	$3,122,344	$3,114,856

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$10,890	$1,096
Income taxes payable	—	1,906

Total current liabilities	10,890	3,002
Deferred tax liabilities	588	1,400

Total liabilities	11,478	4,402

Commitments and contingencies (Note 6)
Stockholder’s equity:
Class A common stock, $.01 par value, 1,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Class B common stock, $.01 par value, 25,000,000 shares authorized; 3,106,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	31	31
Additional paid-in capital	3,145,619	3,136,619
Accumulated deficit	(35,823)	(26,542)
Accumulated other comprehensive income	1,039	346

Total stockholder’s equity	3,110,866	3,110,454

Total liabilities and stockholder’s equity	$3,122,344	$3,114,856

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STARBURST II, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended
March 31, 2013
In thousands
Operating expenses	$(13,767)
Other income (expense):
Interest income	13,684
Change in fair value of derivative	(8,000)

Loss before income tax expense	(8,083)
Income tax expense	(1,198)

Net loss	$(9,281)

Other comprehensive income:
Unrealized gain on available-for-sale investment, net of $373 of deferred tax expense	693

Comprehensive loss	$(8,588)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STARBURST II, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended
March 31, 2013
In thousands
Cash flows from operating activities
Net loss	$(9,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses incurred by SoftBank Corp. for the benefit of the Company	9,000
Deferred income taxes	(1,185)
Accretion of convertible bond discount	(5,934)
Change in fair value of derivative	8,000
Changes in assets and liabilities:
Interest receivable	(7,750)
Other receivables	(3,185)
Accrued expenses and other current liabilities	9,794
Income taxes payable	(1,906)

Net cash used in operating activities	(2,447)

Net decrease in cash and cash equivalents	(2,447)
Cash and cash equivalents at beginning of period	5,000

Cash and cash equivalents at end of period	$2,553

Cash paid during the year for:
Income taxes	$4,300

Supplemental schedule of noncash investing and financing activities:
The Company increased additional paid-in capital by $9,000 for expenses incurred by SoftBank Corp. on behalf and for the benefit of the Company.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STARBURST II, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	In thousands
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholder’s equity
	Shares	Par value	Shares	Par value
Balances at December 31, 2012	—	$—	3,106	$31	$3,136,619	$(26,542)	$346	$3,110,454
Expenses incurred by SoftBank Corp. for the benefit of the Company	—	—	—	—	9,000	—	—	9,000
Net loss	—	—	—	—	—	(9,281)	—	(9,281)
Other comprehensive income, net of tax	—	—	—	—	—	—	693	693

Balances at March 31, 2013	—	$—	3,106	$31	$3,145,619	$(35,823)	$1,039	$3,110,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

STARBURST II, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BUSINESS OPERATIONS

Starburst II, Inc. (“Starburst II”) was incorporated in Delaware on October 5, 2012. Starburst II was established by SoftBank Corp. (“SoftBank”), a publicly-traded holding company organized and existing under the laws of Japan and headquartered in Tokyo, for purposes of (i) directly owning Starburst III, Inc. (“Merger Sub”), (ii) acquiring a controlling interest in Sprint Nextel Corporation (“Sprint”) and (iii) to undertake the actions and complete the transactions contemplated by the Merger Agreement and the Bond Purchase Agreement (each as defined below) as more fully described below. Unless the context otherwise requires, references to “we,” “us,” “our” and the “Company” mean Starburst II and its consolidated subsidiary.

Starburst II is a wholly owned subsidiary of Starburst I, Inc. (“HoldCo”). Holdco is a wholly owned subsidiary of SoftBank. During 2012, Starburst II issued 3,106,000 shares of its Class B common stock to HoldCo for $3.1 billion. Merger Sub is a wholly owned subsidiary of Starburst II. During 2012, Merger Sub issued 1,000 shares of its common stock to Starburst II for $10. The Company’s fiscal year end is December 31.

In accordance with the Agreement and Plan of Merger, dated as of October 15, 2012, as amended on November 29, 2012 (the “Merger Agreement”), by and among Sprint, SoftBank, HoldCo, Starburst II and Merger Sub, Merger Sub will merge with and into Sprint, with Sprint surviving the merger as a wholly owned subsidiary of Starburst II (the “Merger”). Upon consummation of the Merger, Starburst II will amend and restate its certificate of incorporation to authorize the issuance of $0.01 par value per share common stock (“Starburst II Common Stock”). The number of shares authorized will be an amount sufficient to effect the Merger. At that time, all shares of Starburst II Class B common stock held by HoldCo will automatically convert into Starburst II Common Stock. Starburst II will be renamed Sprint Corporation. Refer to Note 7 for additional details on Merger terms that were revised in conjunction with amendments to the Merger Agreement dated April 12, 2013 and June 10, 2013.

The consummation of the Merger is subject to obtaining the affirmative vote of the holders of a majority of the outstanding shares of Series 1 common stock of Sprint (“Sprint Common Stock”) in favor of the adoption of the Merger Agreement. The consummation of the Merger is also subject to the performance of covenants and the satisfaction of certain other conditions, including, among other things, (i) the effectiveness of the registration statement for the shares of Starburst II Common Stock to be issued in the Merger, and the approval of the listing of such shares on the New York Stock Exchange (the “NYSE”), (ii) receipt of certain regulatory approvals, including approvals of the Federal Communications Commission, applicable state public utility commissions, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain applicable non-U.S. competition laws, favorable completion of review by the Committee on Foreign Investments in the United States (“CFIUS”) and the approval by the Defense Security Services of a plan to operate the business of Sprint and its subsidiaries pursuant to a foreign ownership, control or influence (“FOCI”) mitigation plan, and (iii) no material adverse effect with respect to Sprint since the date of the Merger Agreement. Refer to Note 7 for additional details on the latest approvals obtained.

NOTE 2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements include the accounts of Starburst II and Merger Sub, its wholly owned subsidiary, and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation and all normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted.

Use of Estimates — The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of income and expense during the reporting period. Significant estimates include valuation of the Bond, as defined below, and the related embedded derivative. Actual results could differ materially.

Cash and cash equivalents — The Company considers all demand deposit accounts and highly liquid investments with original maturities of three months or less to be cash equivalents. At times, bank deposits may be in excess of federally insured limits.

Investment and derivative — During 2012, in connection with the Merger Agreement, Starburst II entered into a Bond Purchase Agreement (the “Bond Purchase Agreement”) with Sprint pursuant to which Starburst II purchased from Sprint a convertible bond (the “Bond”) in the principal amount of $3.1 billion at par. The Bond is convertible, subject to the provisions of the Bond Purchase Agreement, into an aggregate of 590,476,190 shares of Sprint Common Stock, or approximately 19.6% of the outstanding shares of Sprint Common Stock as of March 31, 2013 (pre-conversion of the Bond), subject to adjustment in accordance with the terms of the Bond Purchase Agreement. If not earlier converted, principal and any accrued but unpaid interest under the Bond will be due and payable on October 15, 2019. The principal balance of the Bond will bear interest at 1.0% per annum, with interest payable semi-annually in arrears on April 15 and October 15, beginning on April 15, 2013.

Immediately prior to the Effective Time, as defined in the Merger Agreement, the Bond will convert into shares of Sprint Common Stock in accordance with the terms and conditions of the Bond Purchase Agreement, as amended, and the Bond may not otherwise convert prior to the termination of the Merger Agreement without consummation of the Merger. Starburst II may convert the Bond into Sprint Common Stock at any time after the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, to receipt of waivers under Sprint’s existing credit facilities. Refer to Note 7 for additional details on the amendment to the Bond Purchase Agreement dated June 10, 2013.

The Bond is a hybrid instrument consisting of an embedded derivative and the host contract. The economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract. No fair value election was made with respect to the hybrid instrument in its entirety. Rather, the embedded derivative has been bifurcated and reported at fair value with changes in fair value recognized in earnings (loss) in accordance with FASB Accounting Standards Codification Topic 815 (“ASC 815”), Derivatives and Hedging.

The host contract represents an available-for-sale investment and is carried at its estimated fair value. Unrealized gains and losses related to the host contract are recorded within accumulated other comprehensive income (loss). Upon realization, gains and losses are measured and reclassified from accumulated other comprehensive income (loss) to earnings (loss).

Realized losses related to the host contract are recognized when the decline in the fair value of the investment is below the cost basis and deemed to be other-than-temporary. If it is determined that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected as a charge to earnings (loss), and a new cost basis in the investment is established.

Fair Value of Financial Instruments — FASB Accounting Standards Codification Topic 820 (“ASC 820”), Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash, cash equivalents, interest receivable, other receivables, accrued expenses and other current liabilities are reflected in the unaudited condensed consolidated financial statements at book value, which approximates fair value because of the short-term nature of these instruments.

The fair value of financial assets and liabilities are determined based on the fair value hierarchy prescribed by ASC 820, which prioritizes the inputs to valuation techniques used to measure fair value for assets and liabilities into three levels:

Level I — Quoted prices in active markets for identical assets or liabilities

Level II — Observable market based inputs or unobservable inputs that are corroborated by market data

Level III — Unobservable inputs that are not corroborated by market data including management’s estimate of assumptions that market participants would use in pricing the financial asset or liability

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Assessing the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Concentration of Credit Risk — The Company is potentially subject to concentrations of credit risk from its financial instruments consisting of cash, cash equivalents and the Bond.

New Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive Loss line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on the unaudited condensed consolidated financial statements as there were no amounts reclassified out of other comprehensive income during the period presented.

NOTE 3.	FAIR VALUE MEASUREMENT

The carrying value and estimated fair value of cash equivalents, which consist of short-term money market funds, are classified as Level 1 within the fair value hierarchy. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

Management is responsible for determining appropriate valuation policies and procedures for fair value measurements within Level 3. Fair value calculations are generally prepared by third-party valuation experts who rely on assumptions and estimates provided by management, such as the development and determination of relevant unobservable inputs. Through regular interaction with the third-party valuation experts, management determines the valuation techniques used and inputs and outputs of the valuation models reflect the requirements of ASC 820. Changes in fair value measurements categorized within Level 3 are analyzed each calendar quarter based on changes in estimates or assumptions and recorded as appropriate.

The estimated fair values of the host contract and embedded derivative are calculated by third-party valuation experts and determined under the income approach using relevant model-driven valuation techniques including discounted cash flow and binomial lattice models. This approach requires the use of significant inputs from observable market data as well as unobservable inputs supported by little or no market data, including various assumptions that management believes market participants would use in pricing the Bond. The significant observable and unobservable inputs used to value the host contract and the embedded derivative include Sprint’s stock price, volatility, credit spread and certain other assumptions specifically related to the Merger. The actual Merger outcome may have a significant impact on both observable and unobservable inputs to the models and the resulting fair values of the host contract and the embedded derivative derived from the models.

The following table summarizes, for assets measured at fair value, the respective fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		in Active	Other	Other
	Total Carrying	Markets for	Observable	Unobservable
	Value at	Assets	Inputs	Inputs
	March 31, 2013	(Level I)	(Level II)	(Level III)
Assets:
Cash equivalents	$2,553	$2,553	$—	$—
Investment	2,936,000	—	—	2,936,000
Derivative	167,000	—	—	167,000

Total assets measured at fair value	$3,105,553	$2,553	$—	$3,103,000

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		in Active	Other	Other
	Total Carrying	Markets for	Observable	Unobservable
	Value at	Assets	Inputs	Inputs
	December 31, 2012	(Level I)	(Level II)	(Level III)
Assets:
Cash equivalents	$5,000	$5,000	$—	$—
Investment	2,929,000	—	—	2,929,000
Derivative	175,000	—	—	175,000

Total assets measured at fair value	$3,109,000	$5,000	$—	$3,104,000

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2013 (in thousands):

				Accretion of
				Bond Discount	Change in	Appreciation	Transfers
	Balances as of	Net	Net	Recognized as	Value of	Recognized	In (Out)	Balances as of
	December 31, 2012	Purchases	Sales	Interest Income	Derivative	through OCI	of Level 3	March 31, 2013
Investment	$2,929,000	$—	$—	$5,934	$—	$1,066	$—	$2,936,000
Derivative	175,000	—	—	—	(8,000)	—	—	167,000

Total	$3,104,000	$—	$—	$5,934	$(8,000)	$1,066	$—	$3,103,000

NOTE 4.	STOCKHOLDER’S EQUITY

The Company is authorized to issue up to 1,000 shares of Class A common stock and 25,000,000 shares of Class B common stock (collectively the “Common Stock”). The Class A and Class B common stock generally have the same economic and voting rights. Holders of Common Stock are entitled to one vote for each share of Common Stock held. In addition, the holders of Common Stock are entitled to receive dividends when, as and if declared by the board of directors.

NOTE 5.	INCOME TAXES

The Company’s effective tax rate of (15%) for the three months ended March 31, 2013 differs from the U.S. federal statutory income tax rate of 35% due to certain permanently non-deductible expenses incurred during the period.

Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of the Company’s assets and liabilities and their tax bases that will result in future taxable or deductible amounts. For acquisition-related costs incurred prior to the Merger that are not immediately deductible for tax purposes, management has elected to record deferred tax assets, and a related valuation allowance, as appropriate, at the time the expenses are recognized after considering the likelihood the Merger will be consummated and the expected tax structure of the Merger.

Deferred income tax assets and liabilities are measured based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount management believes is more likely than not to be realized.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

At the Effective Time, Starburst II will issue a warrant (the “Warrant”) to HoldCo to purchase up to 54,579,924 fully paid and nonassessable shares of Starburst II Common Stock (subject to anti-dilution adjustments), at the exercise price of $5.25 per share (subject to anti-dilution adjustments). The Warrant will be exercisable at the option of HoldCo, in whole or in part, at any time after the issuance of the Warrant until the fifth anniversary of the issuance date.

The Merger Agreement contains representations and warranties and covenants customary for a transaction of this nature. The Merger Agreement also contains certain termination rights for both Sprint and Starburst II. Upon termination of the Merger Agreement, under specified circumstances, Sprint may be required to pay a termination fee to Starburst II (the “Sprint Termination Fee”). In addition, if the Merger Agreement is terminated because Sprint’s stockholders do not approve and adopt the Merger Agreement, and prior to such termination certain triggering events described in the Merger Agreement have not occurred, then Sprint may be required to reimburse Starburst II for its fees and expenses incurred in connection with the Merger Agreement up to a specified amount (the “Reimbursable Expenses”). Upon termination of the Merger Agreement, under specified circumstances, Starburst II may be required to pay a reverse termination fee to Sprint (the “Starburst II Reverse Termination Fee”). Refer to Note 7 for details on the Sprint Termination Fee, the Reimbursable Expenses and the Starburst II Reverse Termination Fee.

SoftBank is a party to certain bridge financing agreements with several large financial institutions. Starburst II has pledged a security interest in and continuing lien on substantially all of its assets as a guarantor to this bridge financing.

In connection with the Merger, certain suits, inquiries, proceedings or claims, either asserted or unasserted, including purported class actions typical to business combination transactions are possible or pending against the Company. The Company intends to defend the pending cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations or cash flows. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with the Company’s beliefs, the Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 7.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through June 13, 2013, the date the unaudited condensed consolidated financial statements were issued.

On April 12, 2013, the parties to the Merger Agreement entered into the second amendment to the Merger Agreement to provide, among other things, that Sprint stockholders that fail to return a timely, duly executed form of election will be considered non-electing stockholders for all purposes of the Merger Agreement, and accordingly will receive merger consideration (consisting of cash, shares of Starburst II Common Stock or a combination of the two) that is identical to the merger consideration allocable to those Sprint stockholders that have elected to receive cash and to provide that the closing of the Merger shall occur no earlier than July 1, 2013.

On April 15, 2013, Sprint received an unsolicited proposal from DISH Network Corporation (“DISH”) to acquire Sprint (the “DISH Proposal”) for total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in DISH common stock (based on the closing price of DISH common stock on April 12, 2013). On April 22, 2013, Sprint announced that its board of directors formed a special committee of independent directors (the “Sprint Special Committee”) to review and carefully evaluate the DISH Proposal with its financial and legal advisors consistent with its fiduciary and legal duties.

On June 10, 2013, following unanimous approval by the Sprint board of directors, including the unanimous recommendation from the Sprint Special Committee, the parties to the Merger Agreement entered into the third amendment to the Merger Agreement (the “Third Merger Agreement Amendment”). As a result, the Sprint board of directors terminated all discussions and negotiations with DISH regarding the DISH Proposal.

Among other things, the Third Merger Agreement Amendment increases the aggregate cash consideration payable in the Merger to Sprint stockholders from $12.14 billion to $16.64 billion. Of this increase, $1.5 billion will be funded by new cash contributed by SoftBank through HoldCo, and the remaining $3.0 billion funded by reducing from $4.9 billion to $1.9 billion the portion of the aggregate cash contribution from SoftBank through HoldCo that will remain in the cash balances of Starburst II immediately following the Effective Time. Immediately following the Effective Time, HoldCo will own approximately 78% of the fully diluted equity of Starburst II (increased from approximately 70%), and the former stockholders and other equityholders of Sprint will collectively own approximately 22% of the fully diluted equity of Starburst II (decreased from approximately 30%).

The Third Merger Agreement Amendment also increases (i) the Sprint Termination Fee from $600 million to $800 million and (ii) the amount of Reimbursable Expenses from $75 million to $200 million. The Starburst II Reverse Termination Fee remains unchanged at $600 million.

In connection with the Third Merger Agreement Amendment certain provisions of the Bond Purchase Agreement were also amended. This includes the addition of a make whole put right, which in the event of a “qualifying termination event”, as defined, provides Starburst II with the right, at its option, to deliver Sprint a notice to suspend its rights to convert the Bond into Sprint Common Stock and instead require Sprint (or any successor thereto) to pay Starburst II, at the “make whole payment time”, as defined, an amount equal to the sum of (a) the principal amount of the Bond, plus (b) all accrued and unpaid interest on the Bond through the date of payment, plus (c) the “net share value”, as defined.

On May 1, 2013, the registration statement on Form S-4, as amended, was declared effective by the U.S. Securities and Exchange Commission (“SEC”). Regulatory approvals from CFIUS and all required state public utility commissions integral to the consummation of the Merger were also completed during May 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes for the period ended December 31, 2012 included in our prospectus and prospectus supplement filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on May 1, 2013 and June 13, 2013, respectively, together with the related Annexes and Exhibits as filed with the SEC which are incorporated by reference therein (collectively, the “Prospectus”).

The statements contained in this Quarterly Report on Form 10-Q, and the information incorporated by reference herein, that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, intentions or strategies regarding the future. In addition, any statements referring to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify information that is not historical in nature. The forward-looking statements in this Quarterly Report on Form 10-Q reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the SEC, including the Prospectus. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Overview — The Company was established by SoftBank on October 5, 2012 for the purpose of (i) directly owning Merger Sub, (ii) acquiring a controlling interest in Sprint and (iii) to undertake the actions and complete the transactions contemplated by the Merger Agreement and the Bond Purchase Agreement, all as more fully described above (collectively, the “SoftBank Transactions”).

The completion of the SoftBank Transactions, which is subject to various conditions, including Sprint stockholder and regulatory approval, is expected to occur in stages. On October 22, 2012, Starburst II purchased the Bond from Sprint with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019. The Bond is convertible into approximately 590 million shares of Sprint Common Stock, subject to adjustment. The Bond will convert into shares of Sprint Common Stock immediately prior to consummation of the Merger and may not otherwise be converted prior to the termination of the Merger Agreement.

On April 12, 2013, the parties to the Merger Agreement entered into the second amendment to the Merger Agreement to provide, among other things, that Sprint stockholders that fail to return a timely, duly executed form of election will be considered non-electing stockholders for all purposes of the Merger Agreement, and accordingly will receive merger consideration (consisting of cash, shares of Starburst II Common Stock or a combination of the two) that is identical to the merger consideration allocable to those Sprint stockholders that have elected to receive cash and to provide that the closing of the Merger shall occur no earlier than July 1, 2013.

On June 10, 2013, the parties to the Merger Agreement entered into the Third Merger Agreement Amendment. Pursuant to the Third Merger Agreement Amendment, HoldCo will increase the amount it contributes to Starburst II at the closing of the Merger from $17 billion to $18.5 billion, of which (i) the aggregate cash consideration payable to Sprint stockholders is increased from $12.1 billion to $16.6 billion, and (ii) $1.9 billion rather than $4.9 billion will remain in the cash balance of Starburst II following the Effective Time. Immediately following the Effective Time, HoldCo will own approximately 78% of the fully diluted equity of Starburst II (increased from approximately 70% as compared to the original Merger Agreement), and the former stockholders and other equityholders of Sprint will collectively own approximately 22% of the fully diluted equity of Starburst II (decreased from approximately 30% as compared to the original Merger Agreement).

Under the terms of the Merger Agreement, as amended (the “Amended Merger Agreement”), Sprint stockholders will have the option to elect to receive cash, limited to $16.6 billion, in the amount of $7.65 (subject to proration) for each share of Sprint Common Stock which represents an increase of $0.35 from the $7.30 (subject to proration) for each share of Sprint Common Stock under the original terms of the Merger Agreement. Sprint stockholders will also continue to have the option to elect to receive one share of Starburst II Common Stock for each share of Sprint Common Stock owned (subject to proration).

An amendment to the Bond Purchase Agreement (the “Bond Purchase Agreement Amendment”) was executed contemporaneously with the Third Merger Agreement Amendment. The Bond Purchase Agreement Amendment provides that the standstill provisions included in the Bond Purchase Agreement applicable to Starburst II terminate at any time the Amended Merger Agreement is terminated (except if the Amended Merger Agreement is terminated by Sprint as a result of certain breaches of representations, warranties, covenants or agreements by SoftBank, HoldCo, Starburst II or Merger Sub) and to provide Starburst II, in lieu of converting the Bond pursuant to the terms of the Bond Purchase Agreement, the right to cause Sprint (or any successor to Sprint) to purchase the Bond, upon certain qualifying termination events and, subject to adjustment, at a price that consists of the principal and accrued interest of the Bond, plus the aggregate net value of Sprint Common Stock that would otherwise be issuable upon conversion of the Bond determined by subtracting the initial $5.25 per share conversion price of the Bond from the volume-weighted average price of Sprint Common Stock into which the Bond would otherwise be convertible over a period of 30 trading days ending on the qualifying termination date.

At the Effective Time, Starburst II will issue the Warrant to HoldCo to purchase up to 54,579,924 fully paid and nonassessable shares of common stock (subject to anti-dilution adjustments), at the exercise price of $5.25 per share (subject to anti-dilution adjustments). The Warrant will be exercisable at the option of HoldCo, in whole or in part, at any time after the issuance of the Warrant until the fifth anniversary of the issuance date.

Upon consummation of the Merger, (i) Sprint will become a wholly-owned subsidiary of Starburst II, (ii) Starburst II will be a publicly traded company and will be renamed Sprint Corporation, (iii) SoftBank will indirectly own (through HoldCo) approximately 78% of Starburst II on a fully diluted basis, and (iv) the former stockholders and other equityholders of Sprint will own approximately 22% of the fully diluted equity of Starburst II.

Results of Operations — The Company was formed by SoftBank for the sole purpose of completing the SoftBank Transactions. The Company has not conducted or engaged in any activities or transactions to date other than those incident to the Company’s formation and the matters contemplated by the SoftBank Transactions. Pursuant to the Amended Merger Agreement, Merger Sub will merge with and into Sprint, with Sprint surviving the Merger as a wholly owned subsidiary of Starburst II. Upon consummation of the Merger, Starburst II’s assets will consist of 100% of Sprint Common Stock and cash, $1.9 billion of which is to be contributed by HoldCo to Starburst II at or before the Effective Time.

For the three-month period ended March 31, 2013, the Company recognized interest income of approximately $13.7 million, all of which related to the Bond. In addition to Merger-related operating expenses of approximately $4.8 million incurred directly by the Company during the period, the Company also recognized Merger-related operating expenses of $9.0 million with a corresponding $9.0 million increase to additional paid-in capital for expenses incurred by SoftBank on behalf and for the benefit of the Company. Included in net loss is a charge of $8.0 million for the change in the estimated fair value of the embedded derivative related to the Bond. The Company reported a net loss of $9.3 million after deducting the income tax provision of $1.2 million for the three-month period ended March 31, 2013. There were no results for the comparative period March 31, 2012 as the Company had not been formed.

Liquidity and Capital Resources — Since the Company’s formation on October 5, 2012 and through March 31, 2013, SoftBank (through HoldCo) has capitalized Starburst II with $3.1 billion of cash which was used principally to purchase the Bond as contemplated by the SoftBank Transactions. Under the terms of the Amended Merger Agreement, SoftBank (through HoldCo) will fund Starburst II with additional capital of approximately $18.5 billion at the Effective Time, of which approximately $16.6 billion will be distributed to Sprint stockholders as Merger consideration with the remaining $1.9 billion held in the cash balance of Starburst II following the Effective Time.

The Company’s cash requirements prior to consummation of the Merger are limited to certain general and Merger-related operating expenses for which the Company expects to fund using cash currently on hand and proceeds received from the Bond interest payments, as applicable. Additionally, certain Merger-related expenses may continue to be incurred and directly funded by SoftBank on behalf and for the benefit of the Company. Such expenses are expected to be recognized as operating expenses of the Company with a corresponding increase to additional paid-in capital.

Off-balance Sheet Arrangements — The Company has not entered into any off-balance sheet financing arrangements; however, the Company has pledged a security interest in and continuing lien on substantially all of its assets as a guarantor to the SoftBank bridge financing pursuant to which the lenders agreed to provide SoftBank secured short-term debt financing under two facilities with a maturity date of December 17, 2013 for the purpose of consummating the SoftBank Transactions. On December 21, 2012, the lenders provided SoftBank with a loan of ¥250 billion (approximately $2.65 billion) under the first of SoftBank’s short-term debt facilities. Under the second of SoftBank’s short-term debt facilities, as amended in March 2013, the lenders are committed to provide SoftBank, subject to the satisfaction of certain conditions precedent, a loan of up to ¥1.03 trillion (approximately $11.0 billion). SoftBank reduced this commitment from ¥1.4 trillion in March 2013 (approximately $14.9 billion) upon its receipt of cash proceeds from a pair of bond issuances that SoftBank intends to apply towards the consideration payable at the closing of the Merger. No amounts have been drawn under the second facility.

Contractual Obligations — The Company has no long-term debt, capital lease obligations, purchase obligations or other long-term liabilities. The Company has no operating lease obligations except for an obligation under a license agreement with an affiliate of Sprint for certain office space in Overland Park, Kansas for an aggregate amount of approximately $161,000 during the initial term of the agreement ending in September 2013.

Critical Accounting Policies and Estimates — The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Note 2 in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is primarily exposed to the market risk associated with unfavorable movements in interest rates and equity prices, which may have an impact on Sprint’s stock price, volatility and credit spread. The risk inherent in the Bond is the potential loss arising from adverse changes in those factors.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q as of March 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2013 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

In October and November, a number of purported stockholders of Sprint filed complaints styled as class action lawsuits in the District Court of Johnson County, Kansas. The cases name as defendants Sprint, certain of Sprint’s directors and officers and SoftBank and certain of its subsidiaries, including the Company. The Kansas state cases have been consolidated. Thereafter, another purported stockholder plaintiff filed a complaint in federal court in Kansas, making essentially the same allegations. The complaints allege, among other things, that Sprint’s board of directors conducted an unfair sales process resulting in an unfair consideration to the Sprint stockholders in the proposed Merger. They assert that members of Sprint’s board of directors breached their fiduciary duties in agreeing to the terms of proposed Merger and associated documents or investments by SoftBank, and that SoftBank aided and abetted in the breaches of fiduciary duties. In addition, the federal action alleges that the Sprint board of directors violated its fiduciary duties and federal securities laws by omitting material facts from the Registration Statement on Form S-4, of which the Prospectus forms a part. The lawsuits seek to enjoin the proposed Merger and seek unspecified monetary damages. On February 20, 2013, the plaintiff in the Sprint federal action filed an amended complaint that added claims that the Sprint board of directors breached its fiduciary duties by filing a materially misleading proxy statement with the SEC. On March 28, 2013, plaintiffs in the Sprint state action filed a Consolidated Amended Petition under seal. On April 19, 2013, the federal court denied the federal plaintiff’s motion for expedited discovery and upheld the automatic stay of discovery under the federal securities laws. A third plaintiff filed an additional complaint in federal court in May, and that complaint was consolidated with the prior federal action. Following consolidation, the federal court granted in part motions to dismiss filed by defendants and entered an order staying all proceedings pending further action in the state court cases.

On May 10, 2013, plaintiffs in the Sprint state action filed a motion for a temporary injunction, seeking to delay the stockholder vote and to prevent enforcement of the Termination Fee, portions of section 5.3 (labeled “no solicitation”), and portions of section 5.5 involving SoftBank’s right to match offers by a third party under certain circumstances. The plaintiffs also asked the court to prevent SoftBank or Parent from converting the Bond into Sprint equity in connection with a change of control transaction involving a third party. Sprint, Sprint’s directors, SoftBank and SoftBank’s subsidiaries have opposed this injunction. A hearing on the motion for temporary injunction was held on June 7, 2013. On June 11, 2013, in light of the announcement of the Third Merger Agreement Amendment, the plaintiffs requested that the court reserve its ruling on plaintiffs’ motion for a temporary injunction and the court indicated that it would not take any further action on the motion until it has received a new request to do so by the plaintiffs.

Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical to business combination transactions are possible or pending against the Company. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with the Company’s beliefs, the Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition and results of operations, primarily related to the Merger, the outcome of which will have a significant impact on the factors that affect the value of the Bond, including Sprint’s stock price, volatility and credit spread. These risks have not changed substantively from those discussed in the Prospectus.

ITEM 6. EXHIBITS

The Exhibit Index attached to this Form 10-Q is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBURST II, INC.
(Registrant)

/s/ Steven J. Murray
Steven J. Murray Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: June 17, 2013

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.